Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2021-C9
filed 2024-03-18
CIK 1843823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Atlantic Mortgage Loan, which constituted approximately 9.4% of the asset pool of the issuing entity as of its cut-off date.  The Atlantic Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Atlantic Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.This loan combination, including The Atlantic Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of The Atlantic loan combination in the BBCMS Mortgage Trust 2021-C10 transaction, Commission File Number 333-226850-09 (the “BBCMS 2021-C10 Transaction”).  After the closing of the BBCMS 2021-C10 Transaction on July 15, 2021, this loan combination, including The Atlantic Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BBCMS 2021-C10 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to May 2, 2023 and the primary servicer of the McCarthy Ranch Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the MGM Grand & Mandalay Bay Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and an accountants’ attestation report from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Seaport Homes Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 33.1)

33.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         KeyBank National Association, as Primary Servicer

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crescent Gateway Mortgage Loan (see Exhibit 33.1)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crescent Gateway Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.12       K-Star Asset Management LLC, as Special Servicer of the Crescent Gateway Mortgage Loan on and after May 2, 2023 (see Exhibit 33.3)

33.13       Wells Fargo Bank, National Association, as Trustee of the Crescent Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Crescent Gateway Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Crescent Gateway Mortgage Loan (see Exhibit 33.6)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 33.1)

33.18       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Trustee of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the McCarthy Ranch Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the McCarthy Ranch Mortgage Loan

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.23       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 33.7)

33.24       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

33.25       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.27       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Seaport Homes Mortgage Loan

33.29       Argentic Services Company LP, as Special Servicer of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wilmington Trust, National Association, as Trustee of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Seaport Homes Mortgage Loan (see Exhibit 33.5)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Seaport Homes Mortgage Loan (see Exhibit 33.21)

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Seaport Homes Mortgage Loan

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.35       KeyBank National Association, as Primary Servicer of The Atlantic Mortgage Loan (see Exhibit 33.7)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of The Atlantic Mortgage Loan

33.37       Wells Fargo Bank, National Association, as Trustee of The Atlantic Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of The Atlantic Mortgage Loan (see Exhibit 33.5)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of The Atlantic Mortgage Loan (see Exhibit 33.21)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 34.1)

34.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         KeyBank National Association, as Primary Servicer

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crescent Gateway Mortgage Loan (see Exhibit 34.1)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crescent Gateway Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.12       K-Star Asset Management LLC, as Special Servicer of the Crescent Gateway Mortgage Loan on and after May 2, 2023 (see Exhibit 34.3)

34.13       Wells Fargo Bank, National Association, as Trustee of the Crescent Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Crescent Gateway Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Crescent Gateway Mortgage Loan (see Exhibit 34.6)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 34.1)

34.18       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Trustee of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the McCarthy Ranch Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the McCarthy Ranch Mortgage Loan

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.23       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 34.7)

34.24       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

34.25       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.27       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Seaport Homes Mortgage Loan

34.29       Argentic Services Company LP, as Special Servicer of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wilmington Trust, National Association, as Trustee of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Seaport Homes Mortgage Loan (see Exhibit 34.5)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Seaport Homes Mortgage Loan (see Exhibit 34.21)

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Seaport Homes Mortgage Loan

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.35       KeyBank National Association, as Primary Servicer of The Atlantic Mortgage Loan (see Exhibit 34.7)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of The Atlantic Mortgage Loan

34.37       Wells Fargo Bank, National Association, as Trustee of The Atlantic Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of The Atlantic Mortgage Loan (see Exhibit 34.5)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of The Atlantic Mortgage Loan (see Exhibit 34.21)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crescent Gateway Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crescent Gateway Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.9         K-Star Asset Management LLC, as Special Servicer of the Crescent Gateway Mortgage Loan on and after May 2, 2023 (see Exhibit 35.3)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 35.1)

35.11       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 35.5)

35.13       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Seaport Homes Mortgage Loan

35.15       Argentic Services Company LP, as Special Servicer of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       KeyBank National Association, as Primary Servicer of The Atlantic Mortgage Loan (see Exhibit 35.5)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of The Atlantic Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2024