Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2021-C9
filed 2026-03-23
CIK 1843823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Seaport Homes Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and an accountants’ attestation report from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Seaport Homes Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the McCarthy Ranch Mortgage Loan, the Seaport Homes Mortgage Loan, the MGM Grand & Mandalay Bay Mortgage Loan and The Atlantic Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the McCarthy Ranch Mortgage Loan and the Seaport Homes Mortgage Loan and Trimont LLC as primary servicer of the Seaport Homes Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the McCarthy Ranch Mortgage Loan and the Seaport Homes Mortgage Loan, Situs Holdings, LLC as special servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Trimont LLC as primary servicer of the Seaport Homes Mortgage Loan on and after March 1, 2025 and Rialto Capital Advisors, LLC as special servicer of The Atlantic Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.22       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

33.23       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.25       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Seaport Homes Mortgage Loan prior to March 1, 2025

33.27      Trimont LLC, as Primary Servicer of the Seaport Homes Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.28       Argentic Services Company LP, as Special Servicer of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wilmington Trust, National Association, as Trustee of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Seaport Homes Mortgage Loan (see Exhibit 33.4)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Seaport Homes Mortgage Loan (see Exhibit 33.19)

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Seaport Homes Mortgage Loan

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.34       KeyBank National Association, as Primary Servicer of The Atlantic Mortgage Loan (see Exhibit 33.6)

33.35       Rialto Capital Advisors, LLC, as Special Servicer of The Atlantic Mortgage Loan

33.36       Wells Fargo Bank, National Association, as Trustee of The Atlantic Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of The Atlantic Mortgage Loan (see Exhibit 33.4)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of The Atlantic Mortgage Loan (see Exhibit 33.19)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

34.22       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

34.23       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.25       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Seaport Homes Mortgage Loan prior to March 1, 2025

34.27      Trimont LLC, as Primary Servicer of the Seaport Homes Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.28       Argentic Services Company LP, as Special Servicer of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wilmington Trust, National Association, as Trustee of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Seaport Homes Mortgage Loan (see Exhibit 34.4)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Seaport Homes Mortgage Loan (see Exhibit 34.19)

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Seaport Homes Mortgage Loan

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.34       KeyBank National Association, as Primary Servicer of The Atlantic Mortgage Loan (see Exhibit 34.6)

34.35       Rialto Capital Advisors, LLC, as Special Servicer of The Atlantic Mortgage Loan

34.36       Wells Fargo Bank, National Association, as Trustee of The Atlantic Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of The Atlantic Mortgage Loan (see Exhibit 34.4)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of The Atlantic Mortgage Loan (see Exhibit 34.19)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 35.1)

35.9         Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 35.4)

35.11       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Seaport Homes Mortgage Loan prior to March 1, 2025

35.13      Trimont LLC, as Primary Servicer of the Seaport Homes Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.14       Argentic Services Company LP, as Special Servicer of the Seaport Homes Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       KeyBank National Association, as Primary Servicer of The Atlantic Mortgage Loan (see Exhibit 35.4)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of The Atlantic Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 23, 2026